Form 10-Q
period 2016-09-30
ETP Retail Holdings, LLC
filed 2016-11-09
CIK 1638058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-212642-16
ETP RETAIL HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	47-0989361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8111 Westchester Drive, Suite 600, Dallas, Texas 75225
(Address of principle executive offices) (zip code)
(214) 981-0700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
ETP Retail Holdings, LLC meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

FORM 10-Q

ETP RETAIL HOLDINGS, LLC

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by ETP Retail Holdings, LLC and its subsidiaries (the “Company”) in periodic press releases and some oral statements of Company officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part II — Item 1A. Risk Factors” herein.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

ETC M-A Acquisition	ETC M-A Acquisition LLC, an indirect wholly owned subsidiary of ETP

ETP	Energy Transfer Partners, L.P., an indirect subsidiary of Energy Transfer Equity, L.P.

Exchange Act	Securities Exchange Act of 1934, as amended

GAAP	Accounting principles generally accepted in the United States of America

MACS	Mid-Atlantic Convenience Stores, LLC, an indirect wholly owned subsidiary of Sunoco LP

PES	Philadelphia Energy Solutions LLC

Sunoco	Sunoco, Inc., an indirect wholly owned subsidiary of ETP

Sunoco LLC	Sunoco, LLC, an indirect wholly owned subsidiary of Sunoco LP

Sunoco Retail	Sunoco Retail LLC, an indirect wholly owned subsidiary of Sunoco LP

Sunoco R&M	Sunoco, Inc. (R&M), an indirect wholly owned subsidiary of ETP

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ETP Retail Holdings, LLC
Consolidated Balance Sheets
(Dollars in millions)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Advances to affiliated companies	73	157
Total current assets	73	157

Investments in unconsolidated affiliates	412	375
Total assets	$485	$532

LIABILITIES AND EQUITY
Current Liabilities:
Accrued and other current liabilities	$3	$3
Total current liabilities	3	3

Commitments and contingencies

Equity:
Members’ equity	506	534
Accumulated other comprehensive income	1	1
Noncontrolling interest	(25)	(6)
Total equity	482	529
Total liabilities and equity	$485	$532

The accompanying notes are an integral part of these consolidated financial statements.

ETP Retail Holdings, LLC
Consolidated Statements of Operations and Comprehensive Income
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Sales and other operating revenue	$—	$—	$—	$1,960
Sales to affiliates	—	—	—	424
Other	—	—	—	10
Total revenues	—	—	—	2,394
Costs and expenses:
Cost of products sold	—	—	—	1,636
Purchases from affiliates	—	—	—	685
Operating expenses	—	—	—	20
Selling, general and administrative	—	—	—	17
Depreciation and amortization	—	—	—	13
Total costs and expenses	—	—	—	2,371
Operating income	—	—	—	23
Other income:
Income (loss) from unconsolidated affiliates	(12)	95	11	218
Other, net	—	—	—	1
Total other income (loss), net	(12)	95	11	219
Income (loss) before income tax expense	(12)	95	11	242
Income tax expense	—	—	—	3
Net income (loss)	$(12)	$95	$11	$239

Comprehensive Income (Loss)	$(12)	$95	$11	$239

The accompanying notes are an integral part of these consolidated financial statements.

ETP Retail Holdings, LLC
Consolidated Statement of Equity
(Dollars in millions)
(unaudited)

	Members’ Equity	Accumulated Other Comprehensive Income	Noncontrolling interest	Total
Balance, December 31, 2015	$534	$1	(6)	$529
Sunoco Retail Transaction	2,297	—	—	2,297
Distribution	(136)	—	(19)	(155)
R&M and Atlantic Distribution	(2,200)	—	—	(2,200)
Net income	11	—	—	11
Balance, September 30, 2016	$506	$1	$(25)	$482

The accompanying notes are an integral part of these consolidated financial statements.

ETP Retail Holdings, LLC
Consolidated Statements of Cash Flows
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$11	$239
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	13
Inventory valuation adjustments	—	(3)
Income from unconsolidated affiliates	(11)	(218)
Distributions from unconsolidated affiliates	21	45
Net change in operating assets and liabilities:
Accounts receivable, net	—	21
Accounts receivable, affiliated companies	—	(14)
Inventories	—	73
Accounts payable	—	(99)
Accounts payable, affiliated companies	—	51
Accrued and other current liabilities	—	(28)
Other operating	—	(14)
Net cash provided by operating activities	21	66
Cash flows from investing activities:
Capital expenditures	—	(16)
Sunoco Retail Transaction	2,200	—
Purchase of intangibles	—	(28)
Proceeds from dispositions	—	2
Net cash provided by (used in) investing activities	2,200	(42)
Cash flows from financing activities:
Advances (to) from affiliates — Sunoco, Inc.	(21)	155
Distributions to ETP	—	(179)
R&M and Atlantic Distribution	(2,200)	—
Net cash used in financing activities	(2,221)	(24)
Change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Non-Cash Financing Activities:
Non-cash distribution to members	$136	$—
Non-cash distribution to non-controlling interest	$19	$—

The accompanying notes are an integral part of these consolidated financial statements.

ETP Retail Holdings, LLC
Notes To Consolidated Financial Statements
(Tabular dollar amounts are in millions)
(unaudited)

1.	Operations and Organization:
ETP Retail Holdings, LLC, a Delaware limited liability company, (the “Company”) is an indirect wholly-owned subsidiary of ETP formed in May 2014. In June 2014, the equity interests in multiple entities were contributed to the Company, including (a) 100% of the membership interests in Sunoco LLC, (b) a 99% membership interest in ETC M-A Acquisition, which owned 100% of the membership interests in MACS and (c) a non-controlling membership interest in PES comprising 33% of PES’ outstanding common units (collectively, the “Contributed Businesses”).
Sunoco LLC was formed by Sunoco in June 2014, at which time Sunoco contributed certain retail assets (the “Contributed Assets”) of its subsidiaries to Sunoco LLC. Pursuant to the contribution agreement, Sunoco contributed substantially all of its wholesale motor fuel distribution business which included:

•	dealer, distributor and fuel supply agreements,

•	fuel supply agreements to distribute motor fuel to Sunoco convenience stores and other retail fuel outlets,

•	real property owned in fee,

•	leases and subleases under which it was a tenant, and

•	leases and subleases under which it was a landlord.
All of the Contributed Assets were recorded at book value as this transaction was considered to be a reorganization of entities under common control. As discussed above, Sunoco contributed its interest in Sunoco LLC to the Company in June 2014. Sunoco was acquired by ETP in October 2012.
In October 2014, Sunoco LP, a publicly traded master limited partnership, acquired MACS from ETC M-A Acquisition in a transaction valued at $768 million (the “MACS Transaction”). The transaction included company-operated retail convenience stores and dealer-operated and consignment sites, which had originally been acquired by ETC M-A Acquisition in October 2013. The consideration paid by Sunoco LP consisted of 3,983,540 Sunoco LP common units and $556 million in cash.
In April 2015, Sunoco LP acquired a 31.58% equity interest and 50.1% voting interest in Sunoco LLC from the Company for $816 million (the “Sunoco LLC Transaction”). Sunoco LP paid $775 million in cash and issued 795,482 Sunoco LP common units to the Company. As a result of the Sunoco LLC Transaction, the Company no longer has a controlling interest in Sunoco LLC, therefore all of the Sunoco LLC operations were deconsolidated as of April 1, 2015.
Effective January 1, 2016, ETP contributed 100% of the equity interests in Sunoco Retail to the Company. Sunoco Retail’s assets included (i) the retail assets and the ethanol plant located in Fulton, NY formerly owned by Sunoco R&M, (ii) the retail assets formerly owned by Atlantic Refining and Marketing Corp; and (iii) 100% of the membership interests in Sunmarks LLC.
Effective January 1, 2016, the Company contributed to Sunoco LP the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC and 100% of the membership interest in Sunoco Retail for $2.2 billion in cash (including working capital) and the issuance to the Company of 5,710,922 Sunoco LP common units (the “Sunoco Retail Transaction”). Concurrently with the execution of the transaction, the Company distributed the $2.2 billion in cash to Sunoco R&M and Atlantic Refining & Marketing Corp in the amount of $2 billion and $0.2 billion, respectively (the “R&M and Atlantic Distribution”). In exchange for the R&M and Atlantic Distribution, Sunoco R&M and Atlantic Refining & Marketing Corp agreed to provide support to the Company related to the Company’s guarantee of the Term Loan Facility.
Through its membership interest in Sunoco LLC, the Company was primarily engaged in the wholesale distribution of motor fuels to Sunoco R&M and third parties in the United States. Sunoco R&M operated convenience stores and retail fuel outlets under the proprietary Sunoco brand, primarily in the east coast and southeast regions of the United States. Through its membership interest in Sunoco LLC, the Company also distributed motor fuel to Sunoco-branded retail fuel outlets operated by third parties under long-term contracts and supplied other commercial customers on a spot or short-term contract basis.

At September 30, 2016, the Company and its consolidated subsidiaries owned the following:

•	6,506,404 Sunoco LP common units.

•	3,983,540 Sunoco LP common units via a 99% membership interest in ETC M-A Acquisition; and

•	a non-controlling membership interest in PES comprising 33% of PES’ outstanding common units.

2.	Summary of Significant Accounting Policies:
Basis of Presentation and Principles of Consolidation
The unaudited financial information included in this Form 10-Q has been prepared on the accrual basis of accounting in conformity with GAAP. In the opinion of the Company’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
Sunoco allocated various corporate overhead expenses to the Contributed Assets based on percentage of property, plant and equipment, cost of goods sold, margin and headcount. These allocations are not necessarily indicative of the cost that the Contributed Assets would have incurred by operating as an independent stand-alone entity. As such, the consolidated financial statements may not fully reflect what the Contributed Assets’ financial position, results of operations and cash flows would have been had the Contributed Assets operated as a stand-alone company during the periods presented.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.
New Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changed the requirements for consolidations analysis. Under ASU 2015-02, reporting entities are required to evaluate whether they should consolidate certain legal entities. The Company adopted this standard on January 1, 2016, and the adoption did not impact the Company’s financial position or results of operations.
Cash
The Company considers cash and cash equivalents to include investments with original maturities of three months or less.
Investments in Unconsolidated Affiliates
The Company owns interests in Sunoco LP and PES that are accounted for by the equity method for which the Company exercises significant influence over, but does not control, the investee’s operating and financial policies.
Revenue Recognition
During the periods presented, the Company derived revenue from the sale of fuel. Revenue was recognized at the time of sale or when fuel was delivered to the customer.
Refined product exchange transactions, which are entered into primarily to acquire refined products of a desired quantity or at a desired location, are netted in cost of products sold in the consolidated statements of operations.
Motor Fuel Taxes
Consumer excise taxes on sales of refined products are excluded from both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income.

Income Taxes
Income taxes are accounted for under the asset and liability method as if the Company were a separate taxpayer during the period that its operations were included as part of a federal consolidated tax return filing group with its parent company. Under this method, deferred tax assets and liabilities of the Company are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. The determination of the provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. Then, the tax benefit recognized is the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. When facts and circumstances change, the Company reassesses these probabilities and record any changes through the provision for income taxes.
Under the separate entity method, the Company is assumed to file a separate return with the taxing authority, thereby reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from its parent. However, since there is no tax-sharing agreement in place between the Company and its parent, any taxes payable or receivable on current taxable income or loss at the end of each reporting date is treated as a capital contribution or dividend.
The Company’s investment in PES is treated as a partnership for federal and state income tax purposes. Since income taxes are not provided for partnerships, no income taxes are reflected in the financial statements for those operations.
Fair Value of Financial Instruments
The carrying amounts recorded for advances to affiliated companies and accrued and other current liabilities in the consolidated financial statements approximate fair value because of the short-term maturity of the instruments.

3.	Investments in Unconsolidated Affiliates:
PES
The Company’s investment in PES consists of a non-controlling membership interest in PES comprising 33% of PES’ outstanding common units. PES is a joint venture with The Carlyle Group, L.P. (“The Carlyle Group”), which owns two crude oil refining facilities in Philadelphia, Pennsylvania and an adjacent crude oil rail unloading terminal.
Sunoco LP
At September 30, 2016, the Company’s investment in Sunoco LP consists of 10,489,944 Sunoco LP common units, representing approximately 11% of the total outstanding Sunoco LP common units at September 30, 2016.
Summarized Financial Information
The following tables present aggregated selected income statement data for PES and Sunoco LP (on a 100% basis for all periods presented):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$5,855	$7,332	$16,412	$21,063
Operating income	60	167	334	563
Net income	3	97	170	421

4.	Commitments and Contingencies:
ETP Retail Holdings Guarantee of Sunoco LP Notes
In April 2015, Sunoco LP acquired a 31.58% equity interest in Sunoco LLC from the Company for $775 million of cash and 795,482 Sunoco LP common units. The cash portion of the consideration was financed through Sunoco LP’s issuance of $800 million principal amount of 6.375% senior notes due 2023. The Company entered into a guarantee of collection with Sunoco LP and Sunoco Finance Corp., a wholly owned subsidiary of Sunoco LP, pursuant to which the Company has agreed to provide a limited contingent guarantee of collection to Sunoco LP with respect to the principal amount of the 6.375% senior notes issued by Sunoco LP.
In March 2016, Sunoco LP entered into a term loan in an aggregate principal amount of up to $2.035 billion due October 1, 2019 (the “Term Loan Facility”). The Company entered into a guarantee of collection with Sunoco LP pursuant to which the Company provided a limited contingent guarantee of collection with respect to the payment of the principal amount of the Term Loan Facility. As of September 30, 2016, Sunoco LP had $1.2 billion outstanding under the Term Loan Facility.
In April 2016, Sunoco LP issued $800 million of 6.250% senior notes due 2021. The proceeds from the 6.250% senior notes were used to repay a portion of Sunoco LP’s indebtedness under its Term Loan Facility. The Company entered into a guarantee of collection with Sunoco LP and Sunoco Finance Corp., a wholly owned subsidiary of Sunoco LP, pursuant to which the Company has agreed to provide a limited contingent guarantee of collection to Sunoco LP with respect to the principal amount of the 6.250% senior notes issued by Sunoco LP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 7 includes only management’s narrative analysis of the results of operations and certain supplemental information.
Introduction
ETP Retail Holdings, LLC (the “Company”) is an indirect wholly owned subsidiary of ETP formed in May 2014. In June 2014, the equity interests in multiple entities were contributed to the Company, including (a) 100% of the membership interests in Sunoco LLC, (b) a 99% membership interest in ETC M-A Acquisition, which owned 100% of the membership interests in MACS and (c) a non-controlling membership interest in PES comprising 33% of PES’ outstanding common units.
In October 2014, Sunoco LP, a publicly traded master limited partnership, acquired MACS from ETC M-A Acquisition. The transaction included company-operated retail convenience stores and dealer-operated and consignment sites, which had originally been acquired by ETC M-A Acquisition in October 2013.
In April 2015, Sunoco acquired a 31.58% equity interest and a 50.1% voting interest in Sunoco LLC from the Company. As a result of the transaction, the Company no longer has a controlling interest in Sunoco LLC; therefore, all of the Sunoco LLC operations were deconsolidated as of April 1, 2015.
Effective January 1, 2016, ETP contributed 100% of the equity interests in Sunoco Retail to the Company. Immediately prior to this contribution, Sunoco Retail’s assets included (i) the retail assets and the ethanol plant located in Fulton, NY formerly owned by Sunoco R&M, (ii) the retail assets formerly owned by Atlantic Refining; and (iii) 100% of the membership interests in Sunmarks LLC.
Effective January 1, 2016, the Company contributed to Sunoco LP the remaining 68.42% membership interest in Sunoco LLC and 100% of the membership interest in Sunoco Retail (described below). Prior to this transaction, the Company, through its interest in Sunoco LLC, was primarily engaged in the wholesale distribution of motor fuels to Sunoco R&M and third parties in the United States. Sunoco R&M operated convenience stores and retail fuel outlets under the proprietary Sunoco brand, primarily in the east coast and southeast regions of the United States. Through its membership interest in Sunoco LLC, the Company also distributed motor fuel to Sunoco-branded retail fuel outlets operated by third parties under long-term contracts. Through its membership interest in Sunoco LLC, the Company also supplied other commercial customers on a spot or short-term contract basis.
At September 30, 2016, the Company owned the following:

•	6,506,404 Sunoco LP common units.

•	3,983,540 Sunoco LP common units via a 99% membership interest in ETC M-A Acquisition; and

•	a non-controlling membership interest in PES comprising 33% of PES’ outstanding common units.

Results of Operations

	Nine Months Ended September 30,
	2016	2015
Revenues:
Sales and other operating revenue	$—	$1,960
Sales to affiliates	—	424
Other	—	10
Total revenues	—	2,394
Costs and expenses:
Cost of products sold	—	1,636
Purchases from affiliates	—	685
Operating expenses	—	20
Selling, general and administrative	—	17
Depreciation and amortization	—	13
Total costs and expenses	—	2,371
Operating income	—	23
Other income:
Income from unconsolidated affiliates	11	218
Other, net	—	1
Total other income, net	11	219
Income before income tax expense	11	242
Income tax expense	—	3
Net income	$11	$239

Comprehensive Income	$11	$239

The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

Revenues. Revenues for the nine months ended September 30, 2016 decreased compared to the nine months ended September 30, 2015 due to the deconsolidation of Sunoco LLC in April 2015.
Costs and expenses. Costs and expenses for the nine months ended September 30, 2016 decreased compared to the nine months ended September 30, 2015 due to the deconsolidation of Sunoco LLC in April 2015.
Income from unconsolidated affiliates. Income from unconsolidated affiliates for the nine months ended September 30, 2016 decreased compared to the nine months ended September 30, 2015 due to the contribution of the Company’s remaining 68.42% membership interest in Sunoco LLC in the Sunoco Retail Transaction.
OTHER MATTERS
Contingencies
See Note 4 of the consolidated financial statements.
New Accounting Standards
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changed the requirements for consolidations analysis. Under ASU 2015-02, reporting entities are required to evaluate whether they should consolidate certain legal entities. The Company adopted this standard on January 1, 2016, and the adoption did not impact the Companys’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of the end of the period covered by this report.
Management’s Report on Internal Control over Financial Reporting
The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. Our management will not be required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our 2017 Annual Report on Form 10-K, due to a transition period established by Item 308 of Regulation S-K.
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company may be subject to litigation and other proceedings. The Company is not currently a party to any lawsuits or proceedings involving environmental protection matters.
ITEM 1A. RISK FACTORS
The risks and uncertainties described below are not the only ones faced by the Company.  Additional risks and uncertainties that the Company is unaware of, or that it currently deems immaterial, may become important factors that affect it.  If any of the following risks occurs, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.
Risks That Relate to the Company
The Company’s investment in Sunoco LP may be impacted by additional issuances of common units.
As of September 30, 2016, the Company directly owned 6,506,404 Sunoco LP common units. Additionally, the Company has a 99% membership interest in ETC M-A Acquisition LLC, which currently owns 3,983,540 Sunoco LP common units. Sunoco LP’s partnership agreement allows the issuance of an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by Sunoco LP may have the following adverse effects on the Company’s investment in Sunoco LP:

•	the Company’s proportionate ownership interest in Sunoco LP will decrease;

•	the amount of cash available for distribution by Sunoco LP on each common unit or partnership security may decrease;

•	the ratio of taxable income to distributions may increase;

•	the Company’s relative voting strength may be diminished; and

•	the market price of Sunoco LP’s common units may decline.
The payment of distributions on any additional equity securities issued by Sunoco LP increase the risk that Sunoco LP may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the amount of cash distributions that the Company receives.
The Company does not control, and therefore may not be able to cause or prevent certain actions by, its unconsolidated affiliates.
The Company’s unconsolidated affiliates, Sunoco LP and PES, are independently managed, and the Company does not control the decisions of their governing bodies. Consequently, it may be difficult or impossible for the Company to cause those unconsolidated affiliates to take actions that it believes would be in the Company’s best interests. Likewise, the Company may be unable to prevent adverse actions taken by those unconsolidated affiliates.
The operating results of the Company’s unconsolidated affiliates and non-controlling interests may be adversely affected by unfavorable economic and market conditions.
Economic conditions worldwide have, from time to time, contributed to slowdowns in the oil and gas industry, which could impact the Company’s unconsolidated affiliates and consequently impact the value of the Company’s investment and/or the distributions that it receives from its investments in those unconsolidated affiliates. For example, the Company’s unconsolidated affiliate, PES, has its own unique business and economic risks as follows:

•	the price volatility of crude oil, other feedstocks, refined products and fuel and utility services may have a material adverse effect on PES’ financial condition, results of operation and cash flows;

•	PES’ results of operations are affected by crude oil price differentials, which may fluctuate substantially;

•
persistently low crude oil prices could reduce domestic crude oil production and affect crude oil price differentials and refining operating margins which, in turn, would adversely affect PES’ financial condition, results of operations and cash flows;

•	a material decrease in crude oil production in the Bakken region could result in a material decrease in the volume of attractively priced Bakken crude oil processed by PES’ refining operations;

•	disruption of PES’ ability to obtain an adequate supply of crude oil could reduce liquidity and increase costs;

•
the inherent risks in operating the refining and logistics assets could result in unscheduled downtime of the PES’ refining and other assets, which could expose PES to potentially significant losses, costs or liabilities for which PES may not be fully covered by insurance;

•
PES’ inability to generate or obtain the necessary number of Renewable Identification Numbers (“RINs”) and waiver credits could result in a regulatory compliance failure, which, in turn, could adversely affect PES’ financial condition, results of operations and cash flows;

•	PES is subject to interruptions of supply as a result of its reliance on railroads for transportation of domestic crude oil;

•	PES is subject to interruptions of supply and distribution as a result of its reliance on pipelines for refined products;

•	the geographic concentration of PES’ operations creates significant exposure to the risks of the local economy and other local adverse conditions;

•	a shortage in rail locomotives or railroad crews may adversely affect PES’ financial condition, results of operations and cash flows;

•	a substantial portion of PES’ workforce is unionized, and PES may face labor disruptions that could interfere with its operations;

•
laws and regulations restricting emissions of greenhouse gases could force PES to incur increased capital and operating costs and could have a material adverse effect on PES’ financial condition, results of operations and cash flows;

•	PES could incur significant costs in cleaning up contamination at its refining complex;

•	PES may incur significant liability under, or costs and capital expenditures to comply with, environmental, health and safety regulations, which are complex and change frequently;

•	renewable fuels mandates may reduce demand for the petroleum fuels PES produces, which could have a material adverse effect on PES’ financial condition, results of operations and cash flows;

•
PES is subject to strict laws and regulations regarding employee and business process safety, and failure to comply with these laws and regulations could have a material adverse effect on PES’ financial condition, results of operations and cash flows; and

•
PES’ commodity derivative activities may result in period-to-period earnings volatility, limiting potential gains due to derivative losses and involve other risks associated with financial derivative execution.

The Company’s unconsolidated affiliate, Sunoco LP, has its own unique business and economic risks as follows:

•
Sunoco LP’s ability to make, complete and integrate acquisitions from affiliates or third-parties, including the recently completed acquisition of the remaining membership interests in Sunoco, LLC and all of the membership interests in Sunoco Retail LLC;

•	business strategy and operations of ETP and Energy Transfer Equity, L.P. (“ETE”), and ETP’s and ETE’s conflicts of interest with Sunoco LP;

•	changes in the price of and demand for the motor fuel that Sunoco LP distributes and its ability to appropriately hedge any motor fuel it holds in inventory;

•	Sunoco LP’s dependence on limited principal suppliers;

•	competition in the wholesale motor fuel distribution and convenience store industry;

•	changing customer preferences for alternate fuel sources or improvement of fuel efficiency;

•	environmental, tax and other federal, state and local laws and regulations;

•	the fact that Sunoco LP is not fully insured against all risks incident to our business;

•	dangers inherent in the storage and transportation of motor fuel;

•	Sunoco LP’s reliance on senior management, supplier trade credit and information technology; and

•
Sunoco LP’s partnership structure, which may create conflicts of interest between Sunoco LP and its general partner and its affiliates, and limits the fiduciary duties of its general partner and its affiliates.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, ETP Retail Holdings, LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETP RETAIL HOLDINGS, LLC
(Registrant)

Date:	November 9, 2016	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President and Controller (duly authorized to sign on behalf of the registrant)