Form 10-K
period 2016-12-31
ETP Retail Holdings, LLC
filed 2017-02-24
CIK 1638058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-212642-16
ETP RETAIL HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	47-0989361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8111 Westchester Drive, Suite 600, Dallas, Texas 75225
(Address of principle executive offices) (zip code)
(214) 981-0700
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒
ETP Retail Holdings, LLC meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.  Items 1, 2 and 7 have been reduced and Items 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction I.

FORM 10-K

ETP RETAIL HOLDINGS, LLC

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by ETP Retail Holdings, LLC and its subsidiaries (the “Company”) in periodic press releases and some oral statements of Company officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” included in this annual report.
Definitions
The following is a list of certain acronyms and terms generally used in this annual report on Form 10-K are defined as follows:

ETC M-A Acquisition	ETC M-A Acquisition LLC, an indirect wholly owned subsidiary of ETP

ETP	Energy Transfer Partners, L.P., an indirect subsidiary of Energy Transfer Equity, L.P.

Exchange Act	Securities Exchange Act of 1934, as amended

GAAP	Accounting principles generally accepted in the United States of America

MACS	Mid-Atlantic Convenience Stores, LLC, an indirect wholly owned subsidiary of Sunoco LP

PES	Philadelphia Energy Solutions LLC, an equity method investment

Sunoco	Sunoco, Inc., an indirect wholly owned subsidiary of ETP

Sunoco LLC	Sunoco, LLC, an indirect wholly owned subsidiary of Sunoco LP

Sunoco Retail	Sunoco Retail LLC, an indirect wholly owned subsidiary of Sunoco LP

Sunoco R&M	Sunoco, Inc. (R&M), an indirect wholly owned subsidiary of ETP

ii

PART I
ITEM 1.  BUSINESS
Overview
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
Effective January 1, 2016, ETP contributed 100% of the equity interests in Sunoco Retail to the Company. Sunoco Retail’s assets included (i) the retail assets and the ethanol plant located in Fulton, NY formerly owned by Sunoco R&M, (ii) the retail assets formerly owned by Atlantic Refining & Marketing Corp; and (iii) 100% of the membership interests in Sunmarks LLC.
Effective January 1, 2016, the Company contributed to Sunoco LP the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC and 100% of the membership interest in Sunoco Retail.
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
In December 2016, an indirect wholly-owned subsidiary of ETP contributed its 1% membership interest in ETC M-A Acquisition to the Company; therefore, ETC M-A Acquisition is now a direct wholly-owned subsidiary of the Company.
In December 2016, the Company contributed to ETC M-A Acquisition its 6,506,404 Sunoco LP common units and assigned to ETC M-A Acquisition the guarantees on an aggregate $1.6 billion of senior notes issued by Sunoco LP (the “Guarantees”).
At December 31, 2016, the Company owned the following:

•	10,489,944 Sunoco LP common units via its wholly-owned subsidiary ETC M-A Acquisition; and

•	a non-controlling membership interest in PES comprising 33% of PES’ outstanding common units.
Asset Overview
Subsequent to the Company’s contribution of its remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC and its 100% interest in Sunoco Retail to Sunoco, the Company’s only assets consist of its investments in Sunoco LP and PES.
Investment in Sunoco LP
Sunoco LP is engaged in retail sale of motor fuels and merchandise through its company-operated convenience stores and retail fuel sites, as well as the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors. Additionally, it is the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,335 Sunoco-branded company and third-party operated locations.
During 2016, Sunoco LP completed strategic acquisitions of businesses that operate complementary motor fuel distribution and convenience retail stores. As a result of these and previously completed acquisitions, Sunoco LP operates approximately 1,345 convenience stores and fuel outlets in more than 20 states, offering merchandise, food service, motor fuel and other services as of December 31, 2016. Sunoco LP’s retail stores operate under several brands, including its proprietary convenience store brands Stripes, APlus and Aloha Island Mart. Sunoco LP distributed approximately 7.8 billion gallons of motor fuel during 2016 through its convenience stores and consignment locations, contracted independent convenience store operators, and other commercial customers.

Operating Subsidiaries
Sunoco LP is primarily engaged in wholesale fuel distribution and retail fuel and merchandise sales. Sunoco LP’s primary operations are conducted by the following consolidated subsidiaries:
Wholesale Subsidiaries

•
Susser Petroleum Operating Company LLC, a Delaware limited liability company, distributes motor fuel, propane and lubricating oils to Stripes’ retail locations, consignment locations, and third party customers in Texas, New Mexico, Oklahoma, Louisiana and Kansas.

•
Sunoco LLC, a Delaware limited liability company, primarily distributes motor fuels across more than 26 states throughout the East Coast, Midwest, and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama and the Greater Dallas, TX metroplex.

•	Southside Oil, LLC, a Virginia limited liability company, distributes motor fuel primarily in Virginia, Maryland, Tennessee, and Georgia.

•	Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
Retail Subsidiaries

•	Susser Petroleum Property Company LLC, a Delaware limited liability company, primarily owns and leases convenience store properties.

•	Susser Holdings Corporation, a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, and Oklahoma through Stripes-branded convenience stores.

•	Sunoco Retail, a Pennsylvania limited liability company, owns and operates convenience stores that sell motor fuel and merchandise primarily in Pennsylvania, New York, and Florida.

•	MACS Retail LLC, a Virginia limited liability company, owns and operates convenience stores in Virginia, Maryland, and Tennessee.

•	Aloha Petroleum, Ltd., a Hawaii corporation, owns and operates convenience stores on the Hawaiian Islands.
Investment in PES
The Company’s investment in PES consists of a non-controlling membership interest in PES comprising 33% of PES’ outstanding common units. PES is a joint venture with The Carlyle Group, L.P. (“The Carlyle Group”), which owns two crude oil refining facilities in Philadelphia, Pennsylvania and an adjacent crude oil rail unloading terminal.
SEC Reporting
We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any related amendments and supplements thereto with the SEC. You may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
We provide electronic access, free of charge, to our periodic and current reports on our internet website located at http://www.energytransfer.com. These reports are available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. Information contained on our website is not part of this report.
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
As of December 31, 2016, the Company has a 100% membership interest in ETC M-A Acquisition, which owns 10,484,944 Sunoco LP common units. Sunoco LP’s partnership agreement allows the issuance of an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by Sunoco LP may have the following adverse effects on the Company’s investment in Sunoco LP:

•	the Company’s proportionate ownership interest in Sunoco LP will decrease;

•	the amount of cash available for distribution by Sunoco LP on each common unit or partnership security may decrease;

•	the ratio of taxable income to distributions may increase;

•	the Company’s relative voting strength may be diminished; and

•	the market price of Sunoco LP’s common units may decline.
The payment of distributions on any additional equity securities issued by Sunoco LP increases the risk that Sunoco LP may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the amount of cash distributions that the Company receives.
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

•	PES is subject to interruptions of supply as a result of its reliance on railroads and waterborne vessels for transportation of crude oil;

•	PES is subject to interruptions of supply and distribution as a result of its reliance on pipelines for refined products;

•	the geographic concentration of PES’ operations creates significant exposure to the risks of the local economy and other local adverse conditions;

•	a substantial portion of PES’ workforce is unionized, and PES may face labor disruptions that could interfere with its operations;

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

•	business strategy and operations of ETP and Energy Transfer Equity, L.P. (“ETE”), and ETP’s and ETE’s conflicts of interest with Sunoco LP;

•	changes in the price of and demand for the motor fuel that Sunoco LP distributes and its ability to appropriately hedge any motor fuel it holds in inventory;

•	Sunoco LP’s dependence on limited principal suppliers;

•	competition in the wholesale motor fuel distribution and convenience store industry;

•	changing customer preferences for alternate fuel sources or improvement of fuel efficiency;

•	environmental, tax and other federal, state and local laws and regulations;

•	the fact that Sunoco LP is not fully insured against all risks incident to its business;

•	dangers inherent in the storage and transportation of motor fuel;

•	Sunoco LP’s reliance on senior management, supplier trade credit and information technology; and

•
Sunoco LP’s partnership structure, which may create conflicts of interest between Sunoco LP and its general partner and its affiliates, and limits the fiduciary duties of its general partner and its affiliates.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
See “Item 1. Business” for information concerning the general location and characteristics of the important physical properties and assets of the Company.
ITEM 3. LEGAL PROCEEDINGS
The Company may be subject to litigation and other proceedings. The Company is not currently a party to any lawsuits or proceedings involving environmental protection matters.
ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ETP Retail Holdings, LLC is an indirect wholly owned subsidiary of ETP.
ITEM 6. SELECTED FINANCIAL DATA
Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The information in Item 7 has been prepared pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K. Accordingly, this Item 7 includes only management’s narrative analysis of the results of operations and certain supplemental information.
Overview and Recent Developments
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
Effective January 1, 2016, ETP contributed 100% of the equity interests in Sunoco Retail to the Company. Immediately prior to this contribution, Sunoco Retail’s assets included (i) the retail assets and the ethanol plant located in Fulton, NY formerly owned by Sunoco R&M, (ii) the retail assets formerly owned by Atlantic Refining & Marketing Corp; and (iii) 100% of the membership interests in Sunmarks LLC.
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
In December 2016, an indirect wholly-owned subsidiary of ETP contributed its 1% membership interest in ETC M-A Acquisition to the Company; therefore, ETC M-A Acquisition is now a direct wholly-owned subsidiary of the Company.
In December 2016, the Company contributed to ETC M-A Acquisition its 6,506,404 Sunoco LP common units and assigned to ETC M-A Acquisition the Guarantees.
At December 31, 2016, the Company owned the following:

•	10,489,944 Sunoco LP common units via its wholly-owned subsidiary ETC M-A Acquisition; and

•	a non-controlling membership interest in PES comprising 33% of PES’ outstanding common units.

Results of Operations

	Year Ended December 31,
	2016	2015
Revenues:
Sales and other operating revenue	$—	$1,960
Sales to affiliates	—	424
Other	—	10
Total revenues	—	2,394
Costs and expenses:
Cost of products sold	—	1,636
Purchases from affiliates	—	685
Operating expenses	—	20
Selling, general and administrative	—	17
Depreciation and amortization	—	13
Total costs and expenses	—	2,371
Operating income	—	23
Other income:
(Loss) income from unconsolidated affiliates	(48)	304
Other, net	—	1
Total other (loss) income, net	(48)	305
(Loss) income before income tax expense	(48)	328
Income tax expense	—	3
Net (loss) income	(48)	325
Change in other comprehensive income from unconsolidated affiliates	—	—
Comprehensive (loss) income	$(48)	$325

The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:

Revenues. Revenues for the year ended December 31, 2016 decreased compared to the year ended December 31, 2015 due to the deconsolidation of Sunoco LLC in April 2015.
Costs and expenses. Costs and expenses for the year ended December 31, 2016 decreased compared to the year ended December 31, 2015 due to the deconsolidation of Sunoco LLC in April 2015.
(Loss) income from unconsolidated affiliates. Loss from unconsolidated affiliates for the year ended December 31, 2016 changed compared to the year ended December 31, 2015 due to (i) the contribution of the Company’s remaining 68.42% membership interest in Sunoco LLC in the Sunoco Retail Transaction and (ii) non-cash impairment charges recorded by Sunoco LP for the year ended December 31, 2016, which reduced income (loss) from unconsolidated affiliates by $67 million.
OTHER MATTERS
Contingencies
See Note 9 of the consolidated and combined financial statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements starting on page F-1 of this report are incorporated by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10, Directors, Executive Officers and Corporate Governance, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Item 11, Executive Compensation, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Item 13, Certain Relationships and Related Transactions, and Director Independence, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Not applicable.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - see Index to Exhibits set forth on page E-1.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, ETP Retail Holdings, LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETP RETAIL HOLDINGS, LLC

Date: February 24, 2017	By: /s/ A. Troy Sturrock A. Troy Sturrock Vice President and Controller (duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the ETP Retail Holdings, LLC, in the capacities and on the dates indicated:

	Signature	Title	Date

(i)	Principal executive officer:
	/s/ Robert W. Owens	President	February 24, 2017
Robert W. Owens

(ii)	Principal financial officer:
	/s/ Thomas E. Long	Chief Financial Officer	February 24, 2017
Thomas E. Long

(iii)	The Board of Directors of ETP Retail Holdings, LLC

	Signature	Title	Date
	/s/ Robert W. Owens	President and Director	February 24, 2017
Robert W. Owens

	/s/ Karl R. Fails	Director	February 24, 2017
Karl R. Fails

	/s/ Boyd E. Foster	Director	February 24, 2017
Boyd E. Foster

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit Number	Description
10.1
Guarantee of Collection, made as of April 1, 2015, by ETP Retail Holdings, LLC to Sunoco LP and Sunoco Finance Corp. (incorporated by reference to Exhibit 10.2 of Sunoco LP’s Form 8-K filed on April 2, 2015).

10.2	Guarantee of Collection, dated as of March 31, 2016, by and between ETP Retail Holdings, LLC and Sunoco LP (incorporated by reference to Exhibit 10.1 of Sunoco LP’s Form 8-K filed April 1, 2016).
10.3	Guarantee of Collection, dated as of April 7, 2016, by and between ETP Retail Holdings, LLC and Sunoco LP (incorporated by reference to Exhibit 10.2 of Sunoco LP’s Form 8-K filed April 8, 2016).
10.4
Support Agreement, dated as of December 2, 2016, by and among ETP Retail Holdings, LLC, Sunoco LP, Sunoco Finance Corp., and ETC M-A Acquisition LLC (incorporated by reference to Exhibit 10.35 of Sunoco LP’s Form 10-K filed February 24, 2017)

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
99.1
Audited financial statements of Sunoco LP as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 (incorporated by reference to Item 8 of Sunoco LP’s Form 10-K filed February 24, 2017).

99.2*	Audited financial statements of Philadelphia Energy Solutions LLC as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.

E - 1

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
ETP Retail Holdings, LLC and Subsidiaries

Financial Statements and Supplementary Data:	Page:
Report of Independent Registered Public Accounting Firm	F - 2
Consolidated and Combined Balance Sheets	F - 3
Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income	F - 4
Consolidated and Combined Statements of Equity	F - 5
Consolidated and Combined Statements of Cash Flows	F - 6
Notes to Consolidated and Combined Financial Statements	F - 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
ETP Retail Holdings, LLC
We have audited the accompanying consolidated and combined balance sheets of ETP Retail Holdings, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Philadelphia Energy Solutions LLC, a 33 percent owned investee company, the Company’s investment in which is accounted for under the equity method of accounting. The Company’s investment in Philadelphia Energy Solutions LLC as of December 31, 2016 and 2015 was $31 million and $25 million, respectively, and its equity in the earnings of Philadelphia Energy Solutions LLC was $5 million, $35 million, and $45 million, respectively, for each of the three years in the period ended December 31, 2016. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Philadelphia Energy Solutions LLC, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of ETP Retail Holdings, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 24, 2017

ETP Retail Holdings, LLC
Consolidated and Combined Balance Sheets
(Dollars in millions)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Advances to affiliated companies	82	157
Total current assets	82	157

Investments in unconsolidated affiliates	344	375
Total assets	$426	$532

LIABILITIES AND EQUITY
Current Liabilities:
Accrued and other current liabilities	$3	$3
Total current liabilities	3	3

Commitments and contingencies

Equity:
Members’ equity	422	528
Accumulated other comprehensive income	1	1
Total equity	423	529
Total liabilities and equity	$426	$532

The accompanying notes are an integral part of these consolidated and combined financial statements.

ETP Retail Holdings, LLC
Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Sales and other operating revenue	$—	$1,960	$13,832
Sales to affiliates	—	424	2,907
Other	—	10	122
Total revenues	—	2,394	16,861
Costs and expenses:
Cost of products sold	—	1,636	12,222
Purchases from affiliates	—	685	4,229
Operating expenses	—	20	164
Selling, general and administrative	—	17	47
Depreciation and amortization	—	13	74
Total costs and expenses	—	2,371	16,736
Operating income	—	23	125
Other income:
Interest expense	—	—	(8)
(Loss) income from unconsolidated affiliates	(48)	304	85
Other, net	—	1	1
Total other (loss) income, net	(48)	305	78
(Loss) income before income tax expense	(48)	328	203
Income tax expense	—	3	53
Net (loss) income	$(48)	$325	$150
Other comprehensive (loss) income, net of tax:
Change in other comprehensive income from unconsolidated affiliates	—	—	1

Comprehensive (loss) income	$(48)	$325	$151

The accompanying notes are an integral part of these consolidated and combined financial statements.

ETP Retail Holdings, LLC
Consolidated and Combined Statement of Equity
(Dollars in millions)

	Members’ Equity	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2013	$1,091	$—	$1,091
Contributions from Sunoco	325	—	325
Contributions from ETP	119	—	119
MACS Transaction	37	—	37
Distribution to ETP	(565)	—	(565)
Other Comprehensive Income	—	1	1
Net Income	150	—	150
Balance, December 31, 2014	1,157	1	1,158
Sunoco LLC Transaction	(179)	—	(179)
Distributions to ETP	(775)	—	(775)
Net Income	325	—	325
Balance, December 31, 2015	$528	$1	$529
Sunoco Retail Transaction	2,297	—	2,297
Distributions to ETP	(155)	—	(155)
R&M and Atlantic Distribution	(2,200)	—	(2,200)
Net Loss	(48)	—	(48)
Balance, December 31, 2016	$422	$1	$423

The accompanying notes are an integral part of these consolidated and combined financial statements.

ETP Retail Holdings, LLC
Consolidated and Combined Statements of Cash Flows
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(48)	$325	$150
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	13	74
Deferred income taxes	—	—	15
Inventory valuation adjustments	—	(3)	176
Loss (income) from unconsolidated affiliates	48	(304)	(85)
Distributions from unconsolidated affiliates	30	49	2
Net change in operating assets and liabilities:
Accounts receivable, net	—	7	(35)
Inventories	—	73	14
Accounts payable	—	(48)	37
Accrued and other current liabilities	—	(28)	1
Other operating	—	(14)	(1)
Net cash provided by operating activities	30	70	348
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(115)
Capital expenditures	—	(16)	(74)
Contribution from ETP	—	—	114
Sunoco LLC Transaction	—	775	—
MACS Transaction	—	—	496
Sunoco Retail Transaction	2,200	—	—
Purchase of intangibles	—	(28)	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	41	—
Proceeds from distributions	—	2	8
Net cash provided by investing activities	2,200	774	429
Cash flows from financing activities:
Advances (to) from Sunoco, Inc.	(30)	110	(224)
Distributions to ETP	—	(954)	(566)
R&M and Atlantic Distribution	(2,200)	—	—
Other	—	—	(3)
Net cash used in financing activities	(2,230)	(844)	(793)
Change in cash and cash equivalents	—	—	(16)
Cash and cash equivalents, beginning of period	—	—	16
Cash and cash equivalents, end of period	$—	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

ETP Retail Holdings, LLC
Consolidated and Combined Statements of Cash Flows
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Non-Cash Investing Activities:
Non-cash contribution	$—	$—	$5

Non-Cash Financing Activities:
Non-cash contribution	$—	$—	$325
Non-cash distribution to members	$155	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

ETP Retail Holdings, LLC
Notes To Consolidated and Combined Financial Statements
(Tabular dollar amounts are in millions)

1.	Operations and Organization:
ETP Retail Holdings, LLC, a Delaware limited liability company, (the “Company”) is an indirect wholly-owned subsidiary of ETP formed in May 2014. In June 2014, the equity interests in multiple entities were contributed to the Company, including (a) 100% of the membership interests in Sunoco LLC, (b) a 100% membership interest in ETC M-A Acquisition, which owned 100% of the membership interests in MACS and (c) a non-controlling membership interest in PES comprising 33% of PES’ outstanding common units (collectively, the “Contributed Businesses”).
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
In October 2014, Sunoco LP, a publicly traded master limited partnership, acquired MACS from ETC M-A Acquisition in a transaction valued at $768 million (the “MACS Transaction”). The transaction included company-operated retail convenience stores and dealer-operated and consignment sites, which had originally been acquired by ETC M-A Acquisition in October 2013. The consideration paid by Sunoco LP consisted of 3,983,540 Sunoco LP common units and $566 million in cash.
In April 2015, Sunoco LP acquired a 31.58% membership interest and 50.1% voting interest in Sunoco LLC from the Company for $816 million (the “Sunoco LLC Transaction”). Sunoco LP paid $775 million in cash and issued 795,482 Sunoco LP common units to the Company. As a result of the Sunoco LLC Transaction, the Company no longer has a controlling interest in Sunoco LLC, therefore all of the Sunoco LLC operations were deconsolidated as of April 1, 2015.
Effective January 1, 2016, ETP contributed 100% of the equity interests in Sunoco Retail to the Company. Sunoco Retail’s assets included (i) the retail assets and the ethanol plant located in Fulton, NY formerly owned by Sunoco R&M, (ii) the retail assets formerly owned by Atlantic Refining & Marketing Corp; and (iii) 100% of the membership interests in Sunmarks LLC.
Effective January 1, 2016, the Company contributed to Sunoco LP the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC and 100% of the membership interest in Sunoco Retail for $2.2 billion in cash (including working capital) and the issuance to the Company of 5,710,922 Sunoco LP common units (the “Sunoco Retail Transaction”). Concurrently with the execution of the transaction, the Company distributed the $2.2 billion in cash to Sunoco R&M and Atlantic Refining & Marketing Corp in the amount of $2 billion and $0.2 billion, respectively (the “R&M and Atlantic Distribution”). In exchange for the R&M and Atlantic Distribution, Sunoco R&M and Atlantic Refining & Marketing Corp agreed to provide support to the Company related to the Company’s guarantee of Sunoco LP’s Term Loan Facility, as discussed in Note 9.
In December 2016, an indirect wholly-owned subsidiary of ETP contributed its 1% membership interest in ETC M-A Acquisition; therefore, ETC M-A Acquisition is now a direct wholly-owned subsidiary of the Company.
In December 2016, the Company contributed to ETC M-A Acquisition its 6,506,404 Sunoco LP common units and assigned to ETC M-A Acquisition the guarantees of certain Sunoco LP’s senior notes, as discussed in Note 9.
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
At December 31, 2016, the Company and its consolidated subsidiaries owned the following:

•	10,489,944 Sunoco LP common units via its wholly-owned subsidiary ETC M-A Acquisition; and

•	a non-controlling membership interest in PES comprising 33% of PES’ outstanding common units.

2.	Summary of Significant Accounting Policies:
Basis of Presentation and Principles of Consolidation
The Company’s consolidated and combined financial statements have been prepared in accordance with GAAP. The consolidated and combined financial statements include the accounts of all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances.  Investments in which the Company has significant influence over the operations of the investee are accounted for using the equity method.
After the Company was formed in May 2014, the Contributed Businesses, as defined in Note 1, were contributed to the Company. For purposes of these consolidated and combined financial statements, the Contributed Businesses are presented as the predecessor on a combined basis for the period of time that the Contributed Businesses were under the common control of ETP, until the formation of the Company in 2014. Given that no change in cost basis occurred with respect to the contribution of any of the Contributed Businesses, the predecessor and successor periods are not separately presented herein.
For the periods prior to the formation of the Company on June 1, 2014, the combined financial statements reflect the operations and financial position of the Contributed Assets. Certain expenses incurred by Sunoco are only indirectly attributable to the Contributed Assets. As a result, certain assumptions and estimates are made in order to allocate a reasonable share of such expenses to the Contributed Assets, so that the accompanying consolidated and combined financial statements reflect substantially all costs of doing business.
Sunoco has allocated various corporate overhead expenses to the Contributed Assets based on percentage of property, plant and equipment, cost of goods sold, margin and headcount. These allocations are not necessarily indicative of the cost that the Contributed Assets would have incurred by operating as an independent stand-alone entity. As such, the consolidated and combined financial statements may not fully reflect what the Contributed Assets’ financial position, results of operations and cash flows would have been had the Contributed Assets operated as a stand-alone company during the periods presented.
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

Revenue Recognition
During 2015 and 2014, the Company derived revenue from the sale of fuel. Revenue was recognized at the time of sale or when fuel was delivered to the customer.
Refined product exchange transactions, which are entered into primarily to acquire refined products of a desired quantity or at a desired location, are netted in cost of products sold in the consolidated and combined statements of operations.
Motor Fuel Taxes
Consumer excise taxes on sales of refined products are excluded from both revenues and costs and expenses in the consolidated and combined statements of operations, with no effect on net income.
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
Fair Value of Financial Instruments
The carrying amounts recorded for advances to affiliated companies and accrued and other current liabilities in the consolidated and combined financial statements approximate fair value because of the short-term maturity of the instruments.

3.	Investments in Unconsolidated Affiliates:
PES
The Company’s investment in PES consists of a non-controlling membership interest in PES comprising 33% of PES’ outstanding common units. PES is a joint venture with The Carlyle Group, L.P. (“The Carlyle Group”), which owns two crude oil refining facilities in Philadelphia, Pennsylvania and an adjacent crude oil rail unloading terminal.
Sunoco LP
At December 31, 2016, the Company’s investment in Sunoco LP consists of 10,489,944 Sunoco LP common units, representing approximately 11% of the total outstanding Sunoco LP common units at December 31, 2016.
The loss from unconsolidated affiliates of $48 million on the Company’s statement of operations for the year ended December 31, 2016 includes the impact of non-cash impairments recorded by Sunoco LP, which reduced the Company’s income (loss) from unconsolidated affiliates by $67 million during the period.

4.	Property, Plant and Equipment:
Total depreciation expense on property, plant and equipment included in depreciation and amortization for the years ended December 31, 2016, 2015 and 2014 was $0 million, $6 million and $43 million, respectively.

5.	Intangible Assets, Net:
Total amortization expense on finite-lived intangibles included in depreciation and amortization for the years ended December 31, 2016, 2015 and 2014 was $0 million, $7 million and $31 million, respectively.

6.	Income Taxes:
The components of the federal and state income tax expense (benefit) were summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Current expense:
Federal	$—	$—	$32
State	—	3	6
Total	—	3	38

Deferred expense:
Federal	$—	$—	$13
State	—	—	2
Total	—	—	15

Total income tax expense	$—	$3	$53

A reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) is as follows:

	Years Ended December 31,
	2016	2015	2014
Income tax (benefit) expense at US statutory rate of 35%	$(17)	$116	$71

Increase (reduction) in income taxes resulting from:
State income taxes (net of federal income tax effects)	—	3	5
Domestic manufacturing deduction	—	—	(2)
Biodiesel blending credit	—	—	9
Partnership loss (income) not subject to tax	17	(116)	(30)

Income tax expense	$—	$3	$53

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The Company had no deferred taxes as of December 31, 2016 and 2015.

The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$—	$—	$371
Additions attributable to tax positions taken in the current year	—	—	—
Reductions attributable to tax positions taken in prior years	—	—	(371)
Balance at end of year	$—	$—	$—

The Company previously had tax refunds that were fully reserved. However, since there is no tax sharing agreement in place between the Company and its parent, if the claim is successful, the Company will have no claim to any refunds, and accordingly both the refund receivable and the reserve liability were treated as capital contributions as of June 1, 2014 upon the re-structuring of Sunoco LLC as a partnership for federal and state income tax purposes.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2014, we did not recognize any interest or penalties due to the offsetting nature of the issue as described above.
The Company’s parent has been examined by the IRS for tax years through 2012. However, statutes remain open for tax years 2007 and forward due to carryback of net operating losses and/or claims regarding government incentive payments discussed above. All other issues are resolved. Though we believe the tax years are closed by statute, tax years 2004 through 2006 are impacted by the carryback of net operating losses and under certain circumstances may be impacted by adjustments for government incentive payments. As discussed above, the Company has no obligations to or claims against its parent with respect to any audit adjustments resulting from audit since there is no tax-sharing agreement in place.
The Company’s parent also has various state and local income tax returns in the process of examination or administrative appeal in various jurisdictions. We believe the appropriate accruals or unrecognized tax benefits have been recorded for any potential assessment with respect to these examinations for the period represented in these financial statements. However, as described above, the Company has no obligations to or claims against its parent with respect to any audit adjustments resulting from audit since there is no tax-sharing agreement in place.
Pursuant to the treatment of taxes accrued on current earnings under the separate entity method $33 million and $5 million were contributed to capital at June 1 and July 1, 2014, respectively, to extinguish the current tax liabilities. This was recorded as a non-cash contribution to equity.
As a result of the restructurings on June 1, 2014 and July 1, 2014, there was an extinguishment of outstanding deferred taxes and uncertain tax liabilities in the amount of $287 million, which was recorded as a non-cash contribution to equity.

7.	Related Party Transactions:
Sunoco LLC is a party to supply agreements with MACS. Sales under these agreements are included in sales to affiliates in our consolidated and combined statements of operations.
Sunoco LLC is party to a supply agreement with PES. Purchases under these agreements are included in purchases from affiliates in our consolidated and combined statements of operations.
Sunoco LLC is a party to various agreements with Sunoco Logistics Partners L.P. for pipeline, terminalling and storage services. We also have agreements for the purchase and sale of fuel. Purchases and sales under these agreements are included in purchases from and sales to affiliates.
Sunoco LLC is party to a supply agreement with Sunoco Retail. Under this agreement, Sunoco LLC is the exclusive distributor of motor fuel to Sunoco Retail’s existing convenience stores. Pursuant to the agreement, pricing is cost plus a fixed margin of four cents per gallon. Sales under this agreement are included in sales to affiliates. There are generally no receivables under this agreement.
Sunoco LLC has a treasury services agreement with Sunoco R&M. Pursuant to this agreement, Sunoco LLC participates in Sunoco R&M’s centralized cash management program. Under this program, all of Sunoco LLC’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to the affiliated account.

8.	Leases:
Prior to the Sunoco Retail Transaction in March 2016, the Company had certain non-cancelable leases for property and equipment, which required fixed monthly rental payments and expired at various dates through 2056. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying consolidated and combined statements of operations and rental expense recovered through related sublease rental income:

	Years Ended December 31,
	2016	2015	2014
Rental expense	$—	$4	$34
Less: Sublease rental income	—	(4)	(38)
Rental (income) expense, net	$—	$—	$(4)

9.	Commitments and Contingencies:
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
In March 2016, Sunoco LP entered into a term loan in an aggregate principal amount of up to $2.035 billion due October 1, 2019 (the “Term Loan Facility”). The Company entered into a guarantee of collection with Sunoco LP pursuant to which the Company provided a limited contingent guarantee of collection with respect to the payment of the principal amount of the Term Loan Facility. As of December 31, 2016, Sunoco LP had $1.2 billion outstanding under the Term Loan Facility.
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
In connection with the Company’s contribution of 6,506,404 Sunoco LP common units, as discussed in Note 1, on December 2, 2016, the Company assigned to ETC M-A Acquisition the guarantees of Sunoco LP’s $800 million principal amount of 6.375% senior notes and $800 million principal amount of 6.25% senior notes.

10.	Quarterly Financial Data (unaudited):
The following table provides certain quarterly financial information for the periods presented:

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total
Operating revenues	$—	$—	$—	$—	$—
Operating income	—	—	—	—	—
Net income (loss)	21	2	(12)	(59)	(48)

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total
Operating revenues	$2,394	$—	$—	$—	$2,394
Operating income	23	—	—	—	23
Net income	35	109	95	86	325